Form 10-Q
period 2016-09-30
TRITON ACQUISITION CO
filed 2016-12-30
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-213197

____________________________

TRITON ACQUISITIONS COMPANY
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-3033100 (I.R.S. Employer Identification Number)

432 North Larkspur Street
Gilbert, Arizona 85234
(Address of principal executive offices)

(480) 410-5143
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 14, 2016

Common Stock, par value $.001 per share	8,000,000 shares

TRITON ACQUISITIONS COMPANY

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statement of Operations	4

Statement of Changes in Stockholder’s Equity (Deficit)	5

Condensed Statement of Cash Flows	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Part II Other Information	16

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Triton Acquisitions Company
Condensed Balance Sheets

	September 30, 2016	June 30, 2016
ASSETS	Unaudited
Current Assets
Cash	$3,085	$4,350
Total Current Assets	3,085	4,350
TOTAL ASSETS	$3,085	$4,350

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$5,500	$-
Due to Related Party	725	725
Total Current Liabilities	6,225	725
TOTAL LIABILITIES	6,225	725

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 & 8,000,000 Common Shares at September 30, 2016 & June 30, 2016, respectively	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(11,140)	(4,375)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(3,140)	3,625

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)	$3,085	$4,350

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Condensed Statement of Operations

Three months ended September 30, 2016

REVENUE
Revenues	$-
Total Revenues	$-

EXPENSES
General and Administrative	1,265
Professional Fees	5,500
Total Expenses	6,765
NET LOSS FROM OPERATIONS	(6,765)

OTHER INCOME (EXPENSES)
Other Income
TOTAL OTHER INCOME (EXPENSES)

Provision for IncomeTaxes	-

NET LOSS	$(6,765)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Statements of Changes in Stockholder’s Equity (Deficit)
From Inception (May 31, 2016) to September 30, 2016
	Common Stock
	Number of Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total
Balance at Inception (May 31, 2016)	0	$-	$-	$-	$-

Shares issued for cash at $0.001 (par value) per share on June 3, 2016	8,000,000	8,000	-	-	8,000

Net (Loss) from inception through June 30, 2016				(4,375)	(4,375)

Balance, June 30, 2016	8,000,000	8,000	-	(4,375)	3,625

Net (Loss) for period ended September 30, 2016				(6,765)	(6,765)

Balance, September 30, 2016	8,000,000	$8,000	$-	$(11,140)	$(3,140)

The accompanying notes are an integral part of these unaudited financial statements

Triton Acquisitions Company
Condensed Statement of Cash Flows

Three months ended September 30, 2016
OPERATING ACTIVITIES
Net Loss	$(6,765)
Adjustments to reconcile Net Income
to net cash used in operations:
Increase in Accrued Expenses	5,500
Net cash used in Operating Activities	$(1,265)

Net (decrease) in Cash for period	(1,265)
Cash at beginning of period	4,350
Cash at end of period	$3,085

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these unaudited financial statements

TRITON ACQUISITIONS COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 September 30, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 Triton Acquisitions Company ("TAC" or the "Company"), incorporated in the State of Nevada on May 31, 2016, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.  The Company’s fiscal year end is June 30.

 The balance sheet as of June 30, 2016 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s most current registration statement on Form S-1/A filed with the SEC on November 14, 2016.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to  fairly present the Company’s financial position as of September 30,2016, and results of its operations and its cash flows for the three months then ended have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $11,140 as of September 30, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. The Company has yet to locate any merger or acquisition candidates. Management is not limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholder, in accomplishing the business purposes of the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Advertising
Advertising costs are expensed as incurred.

Use of Estimates and Assumptions
 Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both September 30, 2016 and June 30, 2016, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At September 30, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2016 and June 30, 2016, the Company owed $725 to its sole shareholder for expenses paid on behalf of the Company. This advance is to be paid back when cash is available to the Company. There is no interest attached to this advance.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Triton Acquisitions Company (the "Company"), was incorporated on May 31, 2016 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  The Company was formed by Larry Beazer the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Plan of Operation

Triton Acquisitions Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Triton Acquisitions plans to enter into negotiations regarding such an acquisition. The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, bylaws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

Results of Operations for the Three Months Ended September 30, 2016

Revenues. The Company had $0 in revenue for the three months ended September 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2016 were $1,265.  General and administrative expenses incurred were related to the SEC filings and compliance filings.

Professional Fees.  Professional fees for the three months ended September 30, 2016 were $5,500.  The professional fees incurred were related to SEC filings and compliance filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2016 Unaudited	As of June 30, 2016

Cash and Cash Equivalents	$3,085	$4,350
Working Capital (Deficit)	(3,140)	3,625
Liabilities	6,225	725

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the three September 30, 2016. The cash used in operating activities during this period was used to fund the net loss of $ 1,265.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended September 30, 2016 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended September 30, 2016 was $0.

Availability of Additional Funds

Based on our working capital as of September 30, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Material Commitments

There was no material commitment during the three months ended September 30, 2016.

Purchase of Furniture and Equipment

We purchased $0 of computer equipment during the three months ended September 30, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (being the same person), to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•
We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•
We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

 Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

/s/ Larry Beazer
Larry Beazer
CEO, President and Treasurer

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)        Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON ACQUISITIONS COMPANY

DATE:  December 14, 2016

By:	/s/ Larry Beazer
Larry Beazer
Chairman, President, Chief Executive Officer and Treasurer (Principal Accounting Officer and Authorized Officer)

Triton Acquisitions Company

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer