Form 10-Q
period 2016-12-31
TRITON ACQUISITION CO
filed 2017-02-13
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 30, 2017

Common Stock, par value $.001 per share	8,000,000 shares

TRITON ACQUISITIONS COMPANY

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statement of Operations	4

Statement of Changes in Stockholder’s Equity (Deficit)	5

Condensed Statement of Cash Flows	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Part II Other Information	16

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Triton Acquisitions Company
Condensed Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$1,680	$4,350
Total Current Assets	1,680	4,350
TOTAL ASSETS	$1,680	$4,350

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$3,050	$-
Due to Related Party	5,225	725
Total Current Liabilities	8,275	725
TOTAL LIABILITIES	8,275	725

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 and 8,000,000 Common Shares at December 31, 2016 and June 30, 2016, respectively	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(14,595)	(4,375)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,595)	3,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,680	$4,350

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Condensed Statement of Operations

	Three months ended December 31, 2016	Six months ended December 31, 2016

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General and Administrative	1,655	2,920
Professional Fees	1,800	7,300
Total Expenses	3,455	10,220
LOSS FROM OPERATIONS	(3,455)	(10,220)

NET LOSS	$(3,455)	$(10,220)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Statements of Changes in Stockholder’s Equity (Deficit)
From Inception (May 31, 2016) to December 31, 2016

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at Inception (May 31, 2016)	0	$-	$-	$-	$-

Shares issued for cash at $0.001 (par value) per share on June 3, 2016	8,000,000	8,000	-	-	8,000

Net (Loss) from inception through June 30, 2016				(4,375)	(4,375)

Balance, June 30, 2016	8,000,000	8,000	-	(4,375)	3,625

Net (Loss) for period ended December 31, 2016				(10,220)	(10,220)

Balance, December 31, 2016	8,000,000	$8,000	$-	$(14,595)	$(6,595)

The accompanying notes are an integral part of these unaudited financial statements

Triton Acquisitions Company
Condensed Statement of Cash Flows

Six months ended December 31, 2016

OPERATING ACTIVITIES
Net Loss	$(10,220)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Increase in Accrued Expenses	3,050
Net cash used in Operating Activities	$(7,170)

FINANCING ACTIVITIES

Due to related party	4,500
Net cash provided by Financing Activities	$4,500

Net decrease in Cash for period	(2,670)
Cash at beginning of period	4,350
Cash at end of period	$1,680

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements

TRITON ACQUISITIONS COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 December 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 Triton Acquisitions Company ("TAC" or the "Company"), was incorporated in the State of Nevada on May 31, 2016, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.  The Company’s fiscal year end is June 30.

 The balance sheet as of June 30, 2016 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s most current registration statement on Form S-1/A filed with the SEC on November 10, 2016.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2016, and results of its operations and its cash flows for the three months then ended have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $14,595 as of December 31, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have on its financial statements, and has included the appropriate disclosures in Note 2.

Other than as noted above, the Company has not implemented any pronouncements that had a material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both December 31, 2016 and June 30, 2016, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At December 31, 2016, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2016 and June 30, 2016, the Company owed $5,225 and $725, respectively, to its sole shareholder for expenses paid on behalf of the Company. The advances are to be paid back when cash is available to the Company. There is no interest attached to these advances.

The Company does not own or rent property.  The Company’s office space is provided by an officer at no cost to the Company.

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

Results of Operations for the Three and Six Months Ended December 31, 2016

Revenues. The Company had $0 in revenue for the three and six months ended December 31, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and six months ended December 31, 2016 were $1,655 and $2,920 respectively.  General and administrative expenses incurred were related to the SEC filings and compliance filings.

Professional Fees.  Professional fees for the three and six months ended December 31, 2016 were $1,800 and $7,300 respectively.  The professional fees incurred were related to SEC filings and compliance filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2016 Unaudited	As of June 30, 2016

Cash and Cash Equivalents	$1,680	$4,350
Working Capital (Deficit)	(6,595)	3,625
Liabilities	8,275	725

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

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the six months period ending December 31, 2016. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended December 31, 2016 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended December 31, 2016 was $4,500.

Availability of Additional Funds

Based on our working capital as of December 31, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the three months ended December 31, 2016.

Purchase of Furniture and Equipment

We purchased $0 of computer equipment during the three months ended December 31, 2016.

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

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 15, 2016 and has been adopted by the Company.

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

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

DATE:  February 10, 2017

By:	/s/ Larry Beazer
Larry Beazer
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Triton Acquisitions Company

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer