Form 10-Q
period 2017-03-31
TRITON ACQUISITION CO
filed 2017-05-15
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2017

Common Stock, par value $.001 per share	8,000,000 shares

TRITON ACQUISITIONS COMPANY

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statement of Cash Flows	5

Notes to the Unaudited Condensed Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II Other Information	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Triton Acquisitions Company
Condensed Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$4,350
Total Current Assets	-	4,350
TOTAL ASSETS	$-	$4,350

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank Overdraft	$17
Accrued Expenses	$3,000	$-
Due to Related Party	6,225	725
Total Current Liabilities	9,242	725
TOTAL LIABILITIES	9,242	725

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 & 8,000,000 Common Shares at March 31, 2017 & June 30, 2016, respectively	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(17,242)	(4,375)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,242)	3,625

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$4,350

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Condensed Statements of Operations
 (Unaudited)

	Three months ended March 31, 2017	Nine months ended March 31, 2017

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General and Administrative	847	3,767
Professional Fees	1,800	9,100
Total Expenses	2,647	12,867
LOSS FROM OPERATIONS	(2,647)	(12,867)

Provision for IncomeTaxes	-	-

NET LOSS	$(2,647)	$(12,867)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	8,000,000	8,000,000

 The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Condensed Statement of Cash Flows
(Unaudited)

Nine months ended March 31, 2017

OPERATING ACTIVITIES
Net Loss	$(12,867)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Increase in Accrued Expenses	3,000
Net cash used in Operating Activities	$(9,867)

FINANCING ACTIVITIES
BankOverdraft	17
Due to related party	5,500
Net cash provided by Financing Activities	$5,517

Net decrease in Cash for period	(4,350)
Cash at beginning of period	4,350
Cash at end of period	$-

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-
Cash paid for taxes	$-
The accompanying notes are an integral part of these unaudited financial statements

TRITON ACQUISITIONS COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 March 31, 2017
(Unaudited)

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

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2017, and results of its operations and its cash flows for the nine months then ended have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $17,242 as of March 31, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other than as noted above, the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both March 31, 2017 and June 30, 2016, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At March 31, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2017 and June 30, 2016, the Company owed $6,225 and $725, respectively, to its sole shareholder for expenses paid on behalf of the Company. The advances are to be paid back when cash is available to the Company. There is no interest attached to these advances.

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

Results of Operations for the Three and Nine Months Ended March 31, 2017

Revenues. The Company had $0 in revenue for the three and nine months ended March 31, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and nine months ended March 31, 2017 were $847 and $3,767 respectively.  General and administrative expenses incurred were related to the SEC filings and compliance filings.

Professional Fees.  Professional fees for the three and nine months ended March 31, 2017 were $1,800 and $9,100 respectively.  The professional fees incurred were related to SEC filings and compliance filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2017 Unaudited	As of June 30, 2016

Cash and Cash Equivalents	$0	$4,350
Working Capital (Deficit)	(9,242)	3,625
Liabilities	9,242	725

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

Net Cash Used in Operating Activities

Net cash of $9,867 was used in operating activities for the nine month period ending March 31, 2017. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended March 31, 2017 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2017 was $5,500.

Availability of Additional Funds

Based on our working capital as of March 31, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2017.

Purchase of Furniture and Equipment

We purchased $0 of computer equipment during the three months ended March 31, 2017.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after March 31, 2017 will be evaluated as to impact and implemented accordingly.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

● We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

● We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies.

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

 Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

●  We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

●  Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

DATE:  May 12, 2017

By:	/s/ Larry Beazer
Larry Beazer
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Triton Acquisitions Company

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer