Form 10-K
period 2017-06-30
TRITON ACQUISITION CO
filed 2017-09-29
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number:  333-213197

Triton Acquisitions Company
(Exact name of registrant as specified in its charter)

Nevada	46-3033100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

432 North Larkspur Street
Gilbert, Arizona 85234
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (480) 410-5143

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

At September 29, 2017, there were 8,000,000 shares of the registrant’s Common Stock issued and outstanding.

ii

Triton Acquisitions Company

FORM 10-K
For The Fiscal Year Ended June 30, 2016

iii

Explanatory Note

In this Annual Report on Form 10-K, Triton Acquisitions Company is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Triton Acquisitions Company ("TAC" or the "Company"), incorporated in the State of Nevada on May 31, 2016, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

Our principal executive offices are located at 425 North Larkspur Street, Gilbert, Arizona 85234. Our telephone number is (480) 410-5143. Our fiscal year end is June 30.

Principal Business

Triton Acquisitions Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.  The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our sole officer and director, Mr. Beazer, believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. Our sole officer and director, Mr. Beazer, intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's sole officer.  In analyzing prospective business opportunities, our sole officer and director, Mr. Beazer, will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Our sole officer and director, Mr. Beazer, will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Our sole officer and director, Mr. Beazer, while not experienced in matters relating to the new business of the Company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the music industry. Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of June 30, 2017, we employed one person on a part-time basis.  Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 425 North Larkspur Street, Gilbert, Arizona 85234. The Company does not own or rent property.  The office space is provided by an officer at no charge.  We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of June 30, 2017 and September 29, 2017, respectively, there was one shareholder of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Florida law and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

Triton Acquisitions Company received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on November 14, 2016 to offer on a best-efforts basis a minimum of 1,000,000 and a maximum of 3,000,000 shares of its common stock at a fixed price of $0.01 per share.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers, and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

Triton Acquisitions Company (the "Company"), was incorporated on May 31, 2016 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  The Company was formed by Larry Beazer, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Plan of Operation

Triton Acquisitions Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Triton Acquisitions plans to enter into negotiations regarding such an acquisition. The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, by-laws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

Results of Operations for the Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Revenues. The Company did not have any revenue for the years ended June 30, 2017 or 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 2017 were $6,369 as compared to $1,725 for year ended June 30, 2016.  General and administrative expenses increased due to the Company incurring expenses related to being a public reporting company, including professional service fees and for preparing our SEC reports.

Professional Fees. Professional fees for the year ended June 30, 2017 were $10,400 as compared to $2,750 for the year ended June 30, 2016. Professional Fees increased due to the Company incurring expenses related to being a public reporting company, including professional service fees and for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	June 30, 2017	June 30, 2016

Cash	$996	$4,350
Working Capital (Deficit)	(21,144)	(4,375)
Debt (current)	$14,140	$725

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended June 30, 2017 in the amount of $7,904 due to cash used to fund a net loss of $16,769, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended June 30, 2016 in the amount of $3,650 due to cash used to fund a net loss of $4,375, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended June 30, 2017 and 2016.

Net Cash Provided by Financing Activities

We experienced positive cash flow from financing activities for the year ended June 30, 2017 due to related party loans, and for the period ended June 30, 2016 due to the issuance of common stock.

Availability of Additional Funds

Based on our working capital as of June 30, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (U.S. GAAP), which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a working capital deficit as of June 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended June 30, 2017.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Share Based Payments

We recognize compensation cost for stock-based awards to employees in accordance with ASC Topic 718, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock. We recognize compensation cost for stock-based awards to nonemployees in accordance with ASC Topic 505.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

BERKOWER LLC

Certified Public Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Triton Acquisitions Company

We have audited the accompanying balance sheets of Triton Acquisitions Company (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the year ended June 30, 2017 and for the period from May 31, 2016 (inception) to June 30, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended June 30, 2017 and period from May 31, 2016 (inception) to June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations for the period from May 31, 2016 (inception) to June 30, 2017, and has limited liquidity and an accumulated deficit of $21,144 as of that date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkower LLC

Iselin, New Jersey
September 29, 2017

517 Route One, Iselin, NJ 08830 • P (732) 781-2712 •F (732) 781-2732 _________________________________________ A PCAOB REGISTERED FIRM New Jersey • California • Cayman Islands

Triton Acquisitions Company
Balance Sheets

	June 30, 2017	June 30, 2016

ASSETS
Current Assets
Cash	$996	$4,350
Total Current Assets	996	4,350
TOTAL ASSETS	$996	$4,350

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$4,540	$-
Due to Related Party	9,600	725
Total Current Liabilities	14,140	725
TOTAL LIABILITIES	14,140	725

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at both June 30, 2017 and June 30, 2016	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(21,144)	(4,375)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,144)	3,625

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$996	$4,350

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Statements of Operations

	Year ended June 30, 2017	May 31, 2016 (Inception) through June 30, 2016

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General and Administrative	6,369	1,725
Professional Fees	10,400	2,750
Total Expenses	16,769	4,475
LOSS FROM OPERATIONS	(16,769)	(4,475)

OTHER EXPENSES
Other Expense		100
TOTAL OTHER EXPENSES		100

Provision for IncomeTaxes	-	-

NET LOSS	$(16,769)	$(4,375)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Statements of Changes in Stockholders' Equity (Deficit)
From Inception (May 31, 2016) to June 30, 2017

	Common Stock
	Number of Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total
Balance at Inception (May 31, 2016)	0	$-	$-	$-	$-

Shares issued for cash at $0.001 (par value) per share on June 3, 2016	8,000,000	8,000	-	-	8,000

Net (Loss) from inception through June 30, 2016				(4,375)	(4,375)

Balance, June 30, 2016	8,000,000	8,000	-	(4,375)	3,625

Net (Loss) for year ended June 30, 2017				(16,769)	(16,769)

Balance, June 30, 2017	8,000,000	$8,000	$-	$(21,144)	$(13,144)

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Statements of Cash Flows

	Year ended June 30, 2017	Inception (May 31, 2016) through June 30, 2016

OPERATING ACTIVITIES
Net Loss	$(16,769)	$(4,375)
Adjustments to reconcile Net Loss
to net cash used in operations:
Operating expenses paid by sole shareholder	$4,325
Increase in Accounts Payable/Accrued Expenses	4,540	725
Net cash used in Operating Activities	$(7,904)	$(3,650)

FINANCING ACTIVITIES
Increase in due to related party	4,550	-
Issuance of common stock	-	8,000
Net cash provided by Financing Activities	$4,550	$8,000

Net decrease in Cash for period	(3,354)	4,350
Cash at beginning of period	4,350	-
Cash at end of period	$996	$4,350

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Operating expenses paid by sole shareholder	$4,325	$725

The accompanying notes are an integral part of these financial statements.

TRITON ACQUISITIONS COMPANY
NOTES TO THE AUDITED FINANCIAL STATEMENTS
 June 30, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (U.S. GAAP), which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $21,144 as of June 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. The Company has yet to locate any merger or acquisition candidates. Management is not limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholder, in accomplishing the business purposes of the Company.  The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

The sole shareholder has agreed to advance funds to the Company to meet its obligations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection, and disclosure of critical accounting policies with the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ based upon different estimates and assumptions.

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows, and changes in stockholders' equity (deficit), of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2017 and 2016, the Company had cash of $996 and $4,350, respectively

Net Loss per Share
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

Advertising Costs
Advertising costs are expensed as incurred.  No advertising expenses have been incurred.

Income Taxes
The Company accounts for income taxes as outlined in Accounting Standard Codification (ASC) 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendment requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have and has included the appropriate disclosures in Note 2 to these financial statements.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the year ended June 30, 2017	For the year ended June 30, 2016

Income tax expense (asset) at statutory rate	$(7,189)	$(1,488)
Valuation allowance	7,189	1,488
Income tax expense per books	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, the use of operating loss carry forwards from the year ended June 30, 2017 ($21,144), and from the period ended June 30, 2016 ($4,375), may be limited. The Company’s tax returns from inception are subject to IRS inspection.  The net operating losses will expire in 2037.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both June 30, 2017 and June 30, 2016, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At June 30, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2017 and June 30, 2016, the Company owed $9,600 and $725, respectively, to its sole shareholder for expenses paid on behalf of the Company.  The advances are to be paid back when cash is available to the Company.  There is no interest attached to these advances, which are not formally documented, and are due on demand.

The Company does not own or rent property.  The Company’s office space is provided by an officer at no cost to the Company. The value of such office space is nominal.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures  as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2015 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•	Limited or no segregation of duties and lack of multiple levels of supervision and review.
•	No independent directors.
•	Ineffective controls over financial reporting.
•	Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

CHANGES IN CONTROL OF REGISTRANT

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director and executive officer, and his age as of September 29, 2017, are as follows:

Name	Age	Principal Positions With Us

Larry Beazer	61	President, Secretary, Treasurer and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

Larry Beazer - President, Secretary, Treasurer, and Director

In addition to his positions with the Company, Mr. Beazer is a Technical Support Supervisor at Grand Canyon University, Phoenix, Arizona, a position he has held from 2010 through current.  Mr. Beazer manages several multi-tiered teams of technical support representatives that provide services to all students and faculty.  Depending upon the time of year, Mr. Beazer manages between75 to 170 employees.  Additional duties include oversight of departmental growth, including recruiting and developing employees.  Mr. Beazer is responsible for the overall improvement of service and productivity levels.  From 2004 to 2010 Mr. Beazer was self-employed as a Business Technology Specialist Consultant in Arizona.  His responsibilities included support of business management with IT strategies, services, and solutions.  Prior to 2004 Mr. Beazer was employed for twenty years in IT and held positions as Manager, Director, and Vice President.  He received a Bachelor of Science in Business and a Master of Business Administration degree from University of Phoenix.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation, or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of one member, Larry Beazer.

We do not have a standing nominating, compensation, or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended June 30, 2016, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance, and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended June 30, 2017 or the period May 31, 2017, our inception, through June 30, 2016.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives. To date, we have not paid any incentive cash bonuses to our management.

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders.
We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants, and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended June 30, 2017 or the period May 31, 2016, our inception, through June 30, 2016.

Other compensation.  When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards.  Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department.  As of the date of this report, we have not established a finance department.  We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our board of directors will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).
We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officer during the period May 31, 2016 (Inception) through June 30, 2016 and during the year ended June 30, 2017 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Larry Beazer	CEO	2017	-	-	-	-	-	-	-
		2016

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s director during the period from May 31, 2016 (Inception) to June 30, 2017 and during the year ended June 30, 2017 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Larry Beazer	2017	-	-	-	-	-	-	-
	2016

Employment Agreements and Benefits

We currently have one employee, Mr. Larry Beazer. There is no executive employment agreement between the Company and him.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officer upon his termination or in connection with a change in control.

Pension Benefits

No named executive officer received or held pension benefits during the period from May 31, 2016 (Inception) to June 30, 2016 or the year ended June 30, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to our executive officer during the period from My 31, 2016 (Inception) to June 30, 2016 or the year ended June 30, 2017.

Grants of Plan-Based Awards

During the period from May 31, 2016 (Inception) to June 30, 2016 and the year ended June 30, 2017, we have not granted any plan-based awards to our executive officer.

Outstanding Equity Awards

No unexercised options or warrants were held by our named executive officer during the period May 31, 2016 (Inception) through year ended June 30, 2016 and June 30, 2017.  No equity awards were made during the period May 31, 2016 (Inception) through June 30, 2016 and the year ended June 30, 2017.

Option Exercises and Stock Vested

During the period from May 31, 2016 (Inception) to June 30, 2016, and the year ended June 30, 2017, our executive officer has neither been granted any options, nor did any unvested stock or options granted to our executive officer vest. As of the date of this report, our executive officer did not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from May 31, 2016 (Inception) to June 30, 2016 and the year ended June 30, 2017, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into an employment agreement with our executive officer. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purpose of the plan is to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals, and to more closely align these persons' interests with those of our other shareholder by providing them with a proprietary interest in our growth and performance. Our future executive officers, employees, consultants, and non-employee directors will be eligible to participate in the plan. We have not determined the number of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 29, 2016 for:

•	each person or group known to us to beneficially own 5% or more of our common stock;
•	each of our directors and director nominees;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address 226 North Cottonwood Drive, Gilbert, Arizona 85234.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 29, 2017, through the exercise of any stock option, warrant, or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Advance Business Strategies, LLC	8,000,000	100.00%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

Related party loans were $9,600 as of June 30, 2017, and $725 as of June 30, 2016.

The Company does not own or rent property.  The office space is provided by an officer at no charge.  The value of such office space is nominal.

Director Independence

We do not have a standing nominating, compensation, or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Triton Acquisitions Company, 432 North Larkspur Street, Gilbert, Arizona 85234 or by telephone at (480) 410-5143.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended June 30, 2017 and the year ended June 30, 2016.

	Year Ended June 30, 2017	Period Ended June 30, 2016

Audit Fees	$6,500	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$6,500	$3,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification – Larry Beazer

32.1	906 Certification – Larry Beazer

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on August 18, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September 2017.

TRITON ACQUISITIONS COMPANY

By:  /s/ Larry Beazer
Larry Beazer
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Beazer Larry Beazer	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	September 29, 2017

/s/ Larry Beazer Larry Beazer	Secretary and Director	September 29, 2017

Triton Acquisitions Company

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer