Form 10-Q
period 2017-09-30
TRITON ACQUISITION CO
filed 2017-11-20
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-213197

____________________________

TRITON ACQUISITIONS COMPANY
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-2786925 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 17, 2017

Common Stock, par value $.001 per share	8,000,000 shares

TRITON ACQUISITIONS COMPANY

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to the Unaudited Condensed Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	13

Part II Other Information	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Triton Acquisitions Company
Condensed Balance Sheets

	September 30, 2017	June 30, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$1,304	$996
Total Current Assets	1,304	996
TOTAL ASSETS	$1,304	$996

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$6,220	$4,540
Due to Related Party	15,100	9,600
Total Current Liabilities	21,320	14,140
TOTAL LIABILITIES	21,320	14,140

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at both September 30, 2017 and June 30, 2017	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(28,016)	(21,144)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(20,016)	(13,144)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)	$1,304	$996

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Condensed Statements of Operations
(unaudited)

	Three-months ended September 30, 2017	Three-months ended September 30, 2016

REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
General and Administrative	2,022	1,265
Professional Fees	4,850	5,500
Total Expenses	6,872	6,765
LOSS FROM OPERATIONS	(6,872)	(6,765)

Provision for IncomeTaxes	-	-

NET LOSS	$(6,872)	$(6,765)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Condensed Statements of Cash Flows
(unaudited)

	Three-months ended September 30, 2017	Three-months ended September 30, 2016

OPERATING ACTIVITIES
Net Loss	$(6,872)	$(6,765)
Adjustments to reconcile Net Loss
to net cash used in operations:
Increase in Accounts Payable/Accrued Expenses	1,680	5,500
Net cash used in Operating Activities	$(5,192)	$(1,265)

FINANCING ACTIVITIES
Increase in due to related party	5,500	-
Net cash provided by Financing Activities	$5,500	$-

Net increase (decrease) in Cash for period	308	(1,265)
Cash at beginning of period	996	4,350
Cash at end of period	$1,304	$3,085

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Operating expenses paid by sole shareholder	$-	$725

The accompanying notes are an integral part of these financial statements.

TRITON ACQUISITIONS COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 September 30, 2017
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 Triton Acquisitions Company ("TAC" or the "Company"), incorporated in the State of Nevada on May 31, 2016, to engage in any lawful corporate undertaking including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.  The Company’s fiscal year end is June 30.

The balance sheet as of June 30, 2017 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s most current filing on Form 10-K filed with the SEC on September 29, 2017.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2017, and results of its operations and its cash flows for the three month periods ended September 30, 2017 and 2016 have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $28,016 as of September 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both September 30, 2017 and June 30, 2017, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At September 30, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2017 and June 30, 2017, the Company owed $15,100 and $9,600, respectively, to its sole shareholder for expenses paid on behalf of the Company. The advances are to be paid back when cash is available to the Company. There is no interest attached to these advances.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016.

Revenues. The Company’s revenues were $0 for the three-month periods ended September 30, 2017 and September 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and months ended September 30, 2017 were $2,022 as compared to $1,265 for the three months ended September 30, 2016.  General and administrative expenses increased due to additional fees related to the Company’s escrow account.

Professional Fees.  Professional fees for the three months ended September 30, 2017 were $4,850 as compared to $5,500 for the three months ended September 30, 2016.  The professional fees decreased due to the lower cost of filing fees incurred during the period.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2017 Unaudited	As of June 30, 2017

Cash and Cash Equivalents	$1,304	$996
Working Capital (Deficit)	(20,016)	(13,144)
Liabilities	21,320	14,140

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

Net Cash Used in Operating Activities

Net cash of $5,192 was used in operating activities for the three months ended September 30, 2017 as compared to $1,265 during the three months ended September 30, 2016.  The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended September 30, 2017 and 2016 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5,500 during the three months ended September 30, 2017 as compared to $0 for the three months ended September 30, 2016.  The increase in cash provided by financing activities was due to the increase due to related party.

Availability of Additional Funds

Based on our working capital as of September 30, 2107, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions primarily relate to our ability to continue as a going concern.

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

Material Commitments

There was no material commitment during the three months ended September 30, 2017 and 2016.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the three months ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers. It is effective for reporting periods beginning after December 15, 2017. We will evaluate and implement accordingly.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

DATE:  November 20, 2017

By:	/s/ Larry Beazer
Larry Beazer
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Triton Acquisitions Company

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer