Form 10-Q
period 2017-12-31
TRITON ACQUISITION CO
filed 2018-02-20
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 20, 2018

Common Stock, par value $.001 per share	8,000,000 shares

TRITON ACQUISITIONS COMPANY

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to the Unaudited Condensed Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II Other Information	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Triton Acquisitions Company
Condensed Balance Sheets

	December 31, 2017	June 30, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$142	$996
Total Current Assets	142	996
TOTAL ASSETS	$142	$996

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$7,336	$4,540
Due to Related Party	18,100	9,600
Total Current Liabilities	25,436	14,140
TOTAL LIABILITIES	25,436	14,140

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at both December 31, 2017 and June 30, 2017	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(33,294)	(21,144)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(25,294)	(13,144)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)	$142	$996

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Condensed Statements of Operations
(unaudited)

	Three-months ended December 31, 2017	Three-months ended December 31, 2016	Six-months ended December 31, 2017	Six-months ended December 31, 2016

REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
General and Administrative	3,228	1,655	5,250	2,920
Professional Fees	2,050	1,800	6,900	7,300
Total Expenses	5,278	3,455	12,150	10,220
LOSS FROM OPERATIONS	(5,278)	(3,455)	(12,150)	(10,220)

Provision for IncomeTaxes	-	-	-	-

NET LOSS	$(5,278)	$(3,455)	$(12,150)	$(10,220)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

Triton Acquisitions Company
Condensed Statements of Cash Flows
(unaudited)

	Six months ended December 31, 2017	Six-months ended December 31, 2016

OPERATING ACTIVITIES
Net Loss	$(12,150)	$(10,220)
Adjustments to reconcile Net Loss
to net cash used in operations:
Increase in Accounts Payable/Accrued Expenses	2,796	3,050
Net cash used in Operating Activities	$(9,354)	$(7,170)

FINANCING ACTIVITIES
Increase in due to related party	8,500	4,500
Net cash provided by Financing Activities	$8,500	$4,500

Net increase (decrease) in Cash for period	(854)	(2,670)
Cash at beginning of period	996	4,350
Cash at end of period	$142	$1,680

The accompanying notes are an integral part of these financial statements.

TRITON ACQUISITIONS COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 December 31, 2017
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

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2017, and results of its operations and cash flows for the three and six month periods ended December 31, 2017 and 2016, have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $33,294 as of December 31, 2017.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, and statements of operations and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

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

Recent Accounting Pronouncements
 In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has adopted this guidance and has included the appropriate disclosures in Note 2 to these financial statements.

 Other than as noted above, the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both December 31, 2017 and June 30, 2017, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At December 31, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2017 and June 30, 2017, the Company owed $18,100 and $9,600, respectively, to its sole shareholder for advances and for expenses paid on behalf of the Company. The amounts due to related party are to be repaid when cash is available to the Company. There is no interest attached to these advances.

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

Results of Operations for the Three and Six Months Ended December 31, 2017 as Compared to the Three and Six Months Ended December 31, 2017.

Revenues. The Company’s revenues were $0 for the three-month and six-month periods ended December 31, 2017 and December 31, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended December 31, 2017 were $3,228 as compared to $1,655 for the three months ended December 31, 2016, and $5,250 for the six months ended December 31, 2017 as compared to $2,920 for the six months ended December 31, 2016.  General and administrative expenses increased due to additional fees related to the Company’s escrow account.

Professional Fees.  Professional fees for the three months ended December 31, 2017 were $2,050 as compared to $1,800 for the three months ended December 31, 2016, and $6,900 for the six months ended December 31, 2017 as compared to $7,300 for the six months ended December 31, 2016.  The professional fees decreased due to the lower cost of filing fees incurred during the period.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2017 Unaudited	As of June 30, 2017

Cash and Cash Equivalents	$142	$996
Working Capital (Deficit)	(25,294)	(13,144)
Liabilities	25,436	14,140

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

Net Cash Used in Operating Activities

Net cash of $9,354 was used in operating activities for the six months ended December 31, 2017 as compared to $7,170 during the six months ended December 31, 2016.  The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended December 31, 2107 and 2016 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $8,500 during the six months ended December 31, 2017 as compared to $4,500 for the six months ended December 31, 2016.  The increase in cash provided by financing activities was due to the increase due to related party.

Availability of Additional Funds

Based on our working capital as of December 31, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the six months ended December 31, 207 and 2016.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the six months ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is and is effective for annual and interim reporting periods ending after December 15, 2016.  The Company has adopted this guidance and has included the appropriate disclosures in Note 2 to these financial statements.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

DATE:  February 20, 2018

By:	/s/ Larry Beazer
Larry Beazer
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Triton Acquisitions Company

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer