Form 10-Q
period 2018-03-31
TRITON ACQUISITION CO
filed 2018-05-22
CIK 1678536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 18, 2018

Common Stock, par value $.001 per share	8,000,000 shares

TRITON ACQUISITIONS COMPANY

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to the Unaudited Condensed Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II Other Information	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Triton Acquisitions Company
Condensed Balance Sheets

	March 31, 2018	June 30, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$765	$996
Prepaid Expenses	$1,300
Total Current Assets	2,065	996
TOTAL ASSETS	$2,065	$996

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$4,330	$4,540
Due to Related Party	26,531	9,600
Total Current Liabilities	30,861	14,140
TOTAL LIABILITIES	30,861	14,140

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at both March 31, 2018 and June 30, 2017	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(36,796)	(21,144)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(28,796)	(13,144)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)	$2,065	$996

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Condensed Statements of Operations
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017

REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
General and Administrative	1,452	847	6,702	3,767
Professional Fees	2,050	1,800	8,950	9,100
Total Expenses	3,502	2,647	15,652	12,867
LOSS FROM OPERATIONS	(3,502)	(2,647)	(15,652)	(12,867)

Provision for IncomeTaxes	-	-	-	-

NET LOSS	$(3,502)	$(2,647)	$(15,652)	$(12,867)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Triton Acquisitions Company
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended March 31, 2018	Nine months ended March 31, 2017

OPERATING ACTIVITIES
Net Loss	$(15,652)	$(12,867)
Adjustments to reconcile Net Loss
to net cash used in operations:
Increase in Prepaid Expenses	$(1,300)	$-
Increase in Accounts Payable/Accrued Expenses	(210)	3,000
Net cash used in Operating Activities	$(17,162)	$(9,867)

FINANCING ACTIVITIES
Bank Overdraft	$-	$17
Increase in due to related party	16,931	5,500
Net cash provided by Financing Activities	$16,931	$5,517

Net increase (decrease) in Cash for period	(231)	(4,350)
Cash at beginning of period	996	4,350
Cash at end of period	$765	$-

The accompanying notes are an integral part of these unaudited financial statements.

TRITON ACQUISITIONS COMPANY
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
 March 31, 2018
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

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2018, and results of its operations and cash flows for the three and nine-month periods ended March 31, 2018 and 2017, have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $36,796 as of March 31, 2018.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both March 31, 2018 and June 30, 2017, 8,000,000 common shares are issued and outstanding.

On June 3, 2016, the Company issued 8,000,000 shares of common stock at $0.001 (par value) for total cash of $8,000.

At March 31, 2018, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2018 and June 30, 2017, the Company owed $26,531 and $9,600, respectively, to its sole shareholder for advances and for expenses paid on behalf of the Company. The amounts due to related party are to be repaid when cash is available to the Company. There is no interest attached to these advances.

The Company does not own or rent property.  The Company’s office space is provided by an officer at no cost to the Company.

NOTE 6 – PREPAID EXPENSES

At March 31, 2018 and June 30, 2017, the Company had $1,300 and $0 in prepaid auditing expenses.  These prepaid expenses will be decreased as used.

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

Results of Operations for the Three and Nine Months Ended March 31, 2018 as Compared to the Three and Nine Months Ended March 31, 2017.

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended March 31, 2018 and March 31, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2018 were $1,452 as compared to $847 for the three months ended March 31, 2017, and $6,702 for the nine months ended March 31, 2018 as compared to $3,767 for the nine months ended March 31, 2017.  General and administrative expenses increased due to additional fees related to the Company’s escrow account.

Professional Fees.  Professional fees for the three months ended March 31, 2018 were $2,050 as compared to $1,800 for the three months ended March 31, 2017, and $8,950 for the nine months ended March 31, 2018 as compared to $9,100 for the nine months ended March 31, 2017.  The professional fees increased due to the higher cost of filing fees incurred during the period.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2018 Unaudited	As of June 30, 2017

Cash and Cash Equivalents	$765	$996
Working Capital (Deficit)	(28,796)	(13,144)
Liabilities	30,861	14,140

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

Net Cash Used in Operating Activities

Net cash of $17,162 was used in operating activities for the nine months ended March 31, 2018 as compared to $9,867 during the nine months ended March 31, 2017.  The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended March 31, 2018 and 2017 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $16,931 during the nine months ended March 31, 2018 as compared to $5,517 for the nine months ended March 31, 2017.  The increase in cash provided by financing activities was due to the increase due to related party.

Availability of Additional Funds

Based on our working capital as of March 31, 2018, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the nine months ended March 31, 2018 and 2017.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the nine months ended March 31, 2018 and 2017.

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

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

DATE:  May 18, 2018

By:	/s/ Larry Beazer
Larry Beazer
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Triton Acquisitions Company

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Larry Beazer

Exhibit 32.1	906 Certification – Larry Beazer